Form 10-Q
period 2002-02-28
UNITED REFINING CO /PA/; UNITED JET CENTER INC; SUPER TEST PETROLEUM INC; PPC INC; KWIK FILL INC; KWIK FIL INC; KIANTONE PIPELINE CORP; KIANTONE PIPELINE CO; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; UNITED REFINING CO
filed 2002-04-15
CIK 1040270, 1045542, 1045545, 1045544, 1045541, 1045540, 830253, 1045539, 1045547, 101462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ---------------------------

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2002

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ----------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                   25-1411751
------------------------------------                   ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

15 BRADLEY STREET
WARREN, PENNSYLVANIA                                          16365
--------------------                                        ---------
(address of principal                                      (Zip Code)
executive office)

Registrant's telephone number, including area code                 814-726-4674
                                                                   ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X      No
                            ---         ---

Number of shares outstanding of Registrant's Common Stock as of April 15, 2002:
100.


------------------------------------------------------------------------------------------------------------------------------
                                               TABLE OF ADDITIONAL REGISTRANTS
------------------------------------------------------------------------------------------------------------------------------

                                           State of Other         Primary Standard        IRS Employer
                                          Jurisdiction of            Industrial          Identification     Commission File
                Name                       Incorporation       Classification Number         Number              Number
------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Corporation                 New York                  4612               25-1211902         333-35083-01
------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                   Pennsylvania                4600               25-1416278         333-35083-03
------------------------------------------------------------------------------------------------------------------------------
United Refining Company of                  Pennsylvania                5541               25-0850960         333-35083-02
Pennsylvania
------------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                       Delaware                  4500               52-1623169         333-35083-06
------------------------------------------------------------------------------------------------------------------------------
Kwik Fill Corporation                       Pennsylvania                5541               25-1525543         333-35083-05
------------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company of            New York                  5170               06-1217388         333-35083-11
Rochester, Inc.
------------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                                Michigan                  5541               38-1884781         333-35083-07
------------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                       Ohio                    5541               31-0821706         333-35083-08
------------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                    Michigan                  5541               38-1901439         333-35083-09
------------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                                New York                  5541               25-1525615         333-35083-04
------------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining Corporation           Delaware                  2911               23-2486891         333-35083-10
------------------------------------------------------------------------------------------------------------------------------
Country Fair, Inc.                          Pennsylvania                5541               25-1149799         333-35083-12
------------------------------------------------------------------------------------------------------------------------------


PART I.    FINANCIAL INFORMATION                                                           PAGE(S)
--------------------------------

         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                    February 28, 2002 and August 31, 2001                                     4

                    Consolidated Statements of Operations -
                    Six Months and Quarters Ended February 28, 2002 and 2001                  5

                    Consolidated Statements of Cash Flows -
                    Six Months Ended February 28, 2002 and 2001                               6

                    Notes to Consolidated Financial Statements                             7-14

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                         15-19


PART II.    OTHER INFORMATION                                                                20
-----------------------------

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

=================================================================================================================================
                                                                                       FEBRUARY 28,
                                                                                           2002                    AUGUST 31,
                                                                                        (UNAUDITED)                   2001
        ------------------------------------------------------------------------------------------------------------------------
        ASSETS
        CURRENT:
            Cash and cash equivalents                                             $          8,219           $        35,224
            Accounts receivable, net                                                        29,053                    41,937
            Inventories                                                                     85,482                    62,554
            Prepaid expenses and other assets                                               16,863                    13,312
        ------------------------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT ASSETS                                                      139,617                   153,027
        PROPERTY, PLANT AND EQUIPMENT, NET                                                 189,699                   190,951
        INVESTMENT IN AFFILIATED COMPANY                                                     2,119                     1,529
        DEFERRED FINANCING COSTS                                                             3,770                     4,102
        OTHER ASSETS                                                                        21,838                     5,948
        ------------------------------------------------------------------------------------------------------------------------
                                                                                  $        357,043           $       355,557
        ========================================================================================================================
        LIABILITIES AND STOCKHOLDER'S EQUITY
        CURRENT:
            Revolving credit facility                                             $         20,000           $             -
            Current installments of long-term debt                                             106                       121
            Accounts payable                                                                32,695                    22,206
            Income taxes payable                                                                 -                     2,373
            Accrued liabilities                                                             12,887                    12,411
            Sales, use and fuel taxes payable                                               14,577                    16,686
            Deferred income taxes                                                            4,157                     4,157
            Amounts due affiliated companies                                                   226                     1,905
        ------------------------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT LIABILITIES                                                  84,648                    59,859
        LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                                         180,931                   180,979
        DEFERRED INCOME TAXES                                                                9,738                    17,573
        DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS                              1,452                     1,560
        DEFERRED RETIREMENT BENEFITS                                                        20,529                    19,356
        OTHER NONCURRENT LIABILITIES                                                         2,381                       264
        ------------------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                                         299,679                   279,591
        ------------------------------------------------------------------------------------------------------------------------
        COMMITMENTS AND CONTINGENCIES
        STOCKHOLDER'S EQUITY:
            Common stock, $.10 par value per share - shares authorized
                 100; issued and outstanding 100                                                 -                         -
            Additional paid-in capital                                                      16,648                    16,648
            Retained earnings                                                               40,716                    59,318
        ------------------------------------------------------------------------------------------------------------------------
                 TOTAL STOCKHOLDER'S EQUITY                                                 57,364                    75,966
        ------------------------------------------------------------------------------------------------------------------------
                                                                                  $        357,043           $       355,557
        ========================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)



===================================================================================================================================

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               FEBRUARY,                        FEBRUARY,
                                                                       ----------------------------- ------------------------------
                                                                          2002            2001            2002            2001
       ----------------------------------------------------------------------------------------------------------------------------
       NET SALES                                                        $ 214,728      $ 246,218        $ 443,232       $ 542,401
       COSTS OF GOODS SOLD                                                189,310        220,052          412,694         485,588
       ----------------------------------------------------------------------------------------------------------------------------
                 GROSS PROFIT                                              25,418         26,166           30,538          56,813
       ----------------------------------------------------------------------------------------------------------------------------
       EXPENSES:
             Selling, general and administrative expenses                  23,923         17,716           42,312          36,611
             Depreciation and amortization expenses                         2,998          2,733            5,958           5,465
       ----------------------------------------------------------------------------------------------------------------------------

                 TOTAL OPERATING EXPENSES                                  26,921         20,449           48,270          42,076
       ----------------------------------------------------------------------------------------------------------------------------
                 OPERATING INCOME (LOSS)                                   (1,503)         5,717          (17,732)         14,737
       ----------------------------------------------------------------------------------------------------------------------------
       OTHER INCOME (EXPENSE):
             Interest income                                                   48            385              288             916
             Interest expense                                              (4,925)        (5,512)          (9,804)        (10,952)
             Other, net                                                      (317)          (173)            (794)           (520)
             Costs associated with acquisition                                  -              -                -          (1,300)
             Equity in net earnings of affiliate                              235              -              590               -
       ----------------------------------------------------------------------------------------------------------------------------
                                                                           (4,959)        (5,300)          (9,720)        (11,856)
       ----------------------------------------------------------------------------------------------------------------------------
                 INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)         (6,462)           417          (27,452)          2,881
       INCOME TAX EXPENSE (BENEFIT)                                        (2,610)           175          (10,980)          1,210
       ----------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         (3,852)           242          (16,472)          1,671
       EXTRAORDINARY ITEM, NET OF TAX OF $1,367                                 -          1,888                -           1,888
       ----------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                                 $ (3,852)    $    2,130        $ (16,472)     $    3,559
       ============================================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

=======================================================================================================================
                                                                                            SIX MONTHS ENDED
                                                                                              FEBRUARY 28,
                                                                                  -------------------------------------
                                                                                        2002                  2001
        ---------------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                                                       $   (16,472)           $    3,559
             Adjustments to reconcile net income (loss) to net
                      cash used in operating activities:
             Depreciation and amortization                                                 7,628                 7,413
             Post-retirement benefits                                                        718                 1,686
             Change in deferred income taxes                                              (4,474)                  860
             Gain on extinguishment of debt                                                    -                (3,255)
             Equity in net earnings of affiliate                                            (590)                    -
             Gain (loss) on asset dispositions                                               210                    44
             Cash used in working capital items                                           (9,233)               (8,227)
             Other, net                                                                   (1,160)               (3,094)
        ---------------------------------------------------------------------------------------------------------------
                    TOTAL ADJUSTMENTS                                                     (6,901)               (4,573)
        ---------------------------------------------------------------------------------------------------------------
                    NET CASH USED IN OPERATING ACTIVITIES                                (23,373)               (1,014)
        ---------------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of business, net of cash acquired                                  (16,900)                    -
             Purchase of investment securities                                                 -                (3,714)
             Sale of investment securities                                                     -                 3,497
             Additions to property, plant and equipment                                   (4,499)               (5,612)
             Proceeds from asset dispositions                                                  2                23,531
        ---------------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (21,397)               17,702
        ---------------------------------------------------------------------------------------------------------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
             Net borrowings on revolving credit facility                                  20,000                     -
             Dividends                                                                    (2,130)                    -
             Deferred financing costs                                                        (42)                    -
             Principal reductions of long-term debt                                          (63)               (6,563)
        ---------------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   17,765                (6,563)
        ---------------------------------------------------------------------------------------------------------------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (27,005)               10,125
        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      35,224                 7,430
        ---------------------------------------------------------------------------------------------------------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     8,219           $    17,555
        ===============================================================================================================
        CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
             Accounts receivable, net                                                $    13,689           $    12,167
             Inventories                                                                 (16,928)              (23,839)
             Prepaid expenses and other assets                                            (1,888)               (1,660)
             Accounts payable                                                              3,863                 9,557
             Accrued liabilities                                                            (378)               (2,152)
             Amounts due affiliated companies                                             (1,679)                    -
             Income taxes payable                                                         (2,533)                  917
             Sales, use and fuel taxes payable                                            (3,379)               (3,217)
        ---------------------------------------------------------------------------------------------------------------
                  TOTAL CHANGE                                                       $    (9,233)          $    (8,227)
        ===============================================================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

==================================================================================================================
1.  BASIS OF PRESENTATION               The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
                                        Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United
                                        States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended
                                        February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending August 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K filing dated November 29, 2001.

2.  RECENT ACCOUNTING STANDARDS         In June 2001, the Financial Accounting Standards Board ("FASB")
                                        finalized Statements No. 141, "Business Combinations," ("Statement
                                        141") and No. 142, "Goodwill and Other Intangible Assets" ("Statement
                                        142"). Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.
                                        Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of Statement 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in Statement 141.

                                        Statement 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, Statement 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in Statement 142. Statement 142 is required to be applied in fiscal years beginning after December 15,
                                        2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.
                                        Statement 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

==================================================================================================================

                                        is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of Statement
                                        142.

                                        The Company anticipates that the adoption of Statements 141 and 142 will not have a material effect on the Company's financial position or results of operations.

                                        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144").
                                        Statement 144 supersedes Statement No. 121, "Accounting for the
                                        Impairment of Long-Lived Assets and for Long-Lived Assets to be
                                        Disposed of" ("Statement 121") and retains the basic requirements of
                                        Statement 121 regarding when and how to measure an impairment loss.
                                        Statement 144 provides additional implementation guidance on accounting for an impairment loss. Statement 144 is effective for all fiscal years beginning after December 15, 2001.

                                        The Company anticipates that the adoption of Statement 144 will not have a material effect on the Company's financial position or results of operations.

3.  RECLASSIFICATION                    Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the presentation in the current year.

4.  INVENTORIES                         Inventories consist of the following:

                                                              FEBRUARY 28, 2002
                                                                (UNAUDITED)        AUGUST 31, 2001
        ---------------------------------------------------------------------------------------------
        Crude Oil                                               $   17,927            $   15,236
        Petroleum Products                                          39,014                24,412
                                                      -----------------------------------------------
                             Total @ LIFO                           56,941                39,648
                                                      -----------------------------------------------

        Merchandise                                                 15,218                10,099
        Supplies                                                    13,323                12,807
                                                      -----------------------------------------------
                             Total @ FIFO                           28,541                22,906
                                                      -----------------------------------------------
                Total Inventory                                 $   85,482            $   62,554
        =============================================================================================


5.  SUBSIDIARY GUARANTORS               Certain of United Refining Company's (the "issuer") subsidiaries function as guarantors under the terms of the $200,000,000 Senior
                                        Unsecured Note Indenture due June 9, 2007. Financial information for the Company's wholly owned subsidiary guarantors is as follows:

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

===================================================================================================================================
Condensed Consolidating Balance Sheets
(in thousands)
                                                  February 28, 2002                                   August 31, 2001
                                 -----------------------------------------------    -----------------------------------------------
                                  Issuer  Guarantors  Eliminations  Consolidated    Issuer    Guarantors  Eliminations Consolidated
                                 -----------------------------------------------    -----------------------------------------------
Assets
Current:
  Cash and cash equivalents      $  3,195  $  5,024    $       -       $  8,219    $ 29,197   $  6,027     $       -      $ 35,224
  Accounts receivable, net         20,624     8,429            -         29,053      32,669      9,268             -        41,937
  Inventories                      64,204    21,278            -         85,482      47,177     15,377             -        62,554
  Prepaid expenses and
   other assets                    12,221     4,642            -         16,863      11,154      2,158             -        13,312
  Intercompany                     97,771    17,833     (115,604)             -      81,308     18,345       (99,653)            -
                                 ----------------------------------------------    -----------------------------------------------
      Total current assets        198,015    57,206     (115,604)       139,617     201,505     51,175       (99,653)      153,027
Property, plant and
  equipment, net                  119,563    70,136            -        189,699     121,074     69,877             -       190,951
Investment in affiliated
  company                           2,119         -            -          2,119       1,529          -             -         1,529
Deferred financing costs, net       3,770         -            -          3,770       4,102          -             -         4,102
Other assets                        5,959    17,050       (1,171)        21,838       6,665        454        (1,171)        5,948
                                 ----------------------------------------------    -----------------------------------------------
                                 $329,426  $144,392    $(116,775)      $357,043    $334,875   $121,506     $(100,824)     $355,557
                                 ==============================================    ===============================================
Liabilities and Stockholder's
  Equity
Current:
  Revolving credit facility      $ 20,000  $      -    $       -       $ 20,000    $      -   $      -     $       -      $      -
  Current installments of
    long-term debt                      -        106           -            106           -        121             -           121
  Accounts payable                 19,772     12,923           -         32,695      16,857      5,349             -        22,206
  Income taxes payable                  -          -           -              -       2,413        (40)            -         2,373
  Accrued liabilities               9,482      3,405           -         12,887       9,739      2,672             -        12,411
  Sales, use and fuel
    taxes payable                  12,711      1,866           -         14,577      16,542        144             -        16,686
  Deferred income taxes             4,507       (350)          -          4,157       4,507       (350)            -         4,157
  Amounts due affiliated
    companies                         141         85           -            226       1,495        410             -         1,905
  Intercompany                          -    115,604    (115,604)             -           -     99,653       (99,653)            -
                                 ----------------------------------------------    -----------------------------------------------
     Total current liabilities     66,613    133,639    (115,604)        84,648      51,553    107,959       (99,653)       59,859
Long term debt: less current      180,135        796           -        180,931     180,135        844             -       180,979
  installments
Deferred income taxes               7,085      2,653           -          9,738      11,009      6,564             -        17,573
Deferred gain on settlement of
  pension plan obligations          1,452          -           -          1,452       1,560          -             -         1,560
Deferred retirement benefits       19,315      1,214           -         20,529      18,610        746             -        19,356
Other noncurrent liabilities            -      2,381           -          2,381           -        264             -           264
                                 ----------------------------------------------    -----------------------------------------------
      Total liabilities           274,600    140,683    (115,604)       299,679     262,867    116,377       (99,653)      279,591
                                  ----------------------------------------------   -----------------------------------------------
Commitment and contingencies
Stockholder's equity
  Common stock, $.10 par value
    per share - shares
    authorized 100; issued
    and outstanding, 100               -          18         (18)             -           -         18           (18)            -

  Additional paid-in capital        7,150     10,651      (1,153)        16,648       7,150     10,651        (1,153)       16,648
  Retained earnings                47,676     (6,960)          -         40,716      64,858     (5,540)            -        59,318
                                 ----------------------------------------------    -----------------------------------------------
      Total stockholder's equity   54,826      3,709      (1,171)        57,364      72,008      5,129        (1,171)       75,966
                                 ----------------------------------------------    -----------------------------------------------
                                 $329,426 $  144,392   $(116,775)      $357,043    $334,875   $121,506     $(100,824)     $355,557
                                 ==============================================    ===============================================


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

===================================================================================================================================
Condensed Consolidating Statements of Operations
(in thousands)

                                        Three Months Ended February 28, 2002             Three Months Ended February 28, 2001
                                   -----------------------------------------------    ---------------------------------------------
                                    Issuer   Guarantors  Eliminations Consolidated    Issuer   Guarantors Elimination  Consolidated
                                   ------------------------------------------------------------------------------------------------
Net sales                          $125,198   $126,348    $(36,818)    $214,728       $182,485   $117,187    $(53,454)    $246,218
Costs of goods sold                 118,067    108,061     (36,818)     189,310        171,611    101,895     (53,454)     220,052
                                   ------------------------------------------------------------------------------------------------
      Gross profit                    7,131     18,287           -       25,418         10,874     15,292           -       26,166
                                   ------------------------------------------------------------------------------------------------

Expenses:
  Selling, general and
    administrative expenses           4,279     19,644           -       23,923          3,757     13,959           -       17,716

  Depreciation and amortization
    expenses                          2,060        938           -        2,998          1,923        810           -        2,733
                                   -------------------------------------------------------------------------------------------------
      Total operating expenses        6,339     20,582           -       26,921          5,680     14,769           -       20,449
                                   -------------------------------------------------------------------------------------------------
      Operating income (loss)           792     (2,295)          -       (1,503)         5,194        523           -        5,717
                                   -------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                     1,135        239      (1,326)          48          2,466        423      (2,504)         385
  Interest expense                   (5,128)    (1,123)      1,326       (4,925)        (5,881)    (2,135)      2,504       (5,512)
  Other, net                           (443)       126           -         (317)          (251)        78           -         (173)
  Equity in net earnings
   of affiliate                         235          -           -          235              -          -           -            -
                                   -------------------------------------------------------------------------------------------------
                                     (4,201)      (758)          -       (4,959)        (3,666)    (1,634)          -       (5,300)
                                   -------------------------------------------------------------------------------------------------
Income (loss) before income
  tax expense (benefit)              (3,409)    (3,053)          -       (6,462)         1,528     (1,111)          -          417

Income tax expense (benefit)         (1,412)    (1,198)          -       (2,610)           604       (429)          -          175
                                   -------------------------------------------------------------------------------------------------
Net income (loss) before
  extraordinary item                 (1,997)    (1,855)          -       (3,852)           924       (682)          -          242

Extraordinary item                        -          -           -            -          1,888          -           -        1,888
                                   -------------------------------------------------------------------------------------------------
Net income (loss)                  $ (1,997)  $ (1,855)   $      -     $ (3,852)      $  2,812   $   (682)   $      -     $  2,130
                                   =================================================================================================

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

===================================================================================================================================
Condensed Consolidating Statements of Operations
(in thousands)

                                         Six Months Ended February 28, 2002               Six Months Ended February 28, 2001
                                --------------------------------------------------   ---------------------------------------------
                                  Issuer     Guarantors Eliminations Consolidated    Issuer    Guarantors Elimination  Consolidated
                                --------------------------------------------------   ---------------------------------------------
Net sales                         $283,354     $241,493    $(81,615)   $443,232      $409,009  $258,217   $(124,825)    $ 542,401
Costs of goods sold                287,758      206,551     (81,615)    412,694       382,257   228,156    (124,825)      485,588
                                --------------------------------------------------   ---------------------------------------------
      Gross profit                  (4,404)      34,942           -      30,538        26,752    30,061           -        56,813
                                --------------------------------------------------   ---------------------------------------------
Expenses:
   Selling, general and
     administrative expenses         8,609       33,703           -      42,312         8,273    28,338           -        36,611
   Depreciation and
     amortization expenses           4,120        1,838           -       5,958         3,844     1,621           -         5,465
                                --------------------------------------------------   ---------------------------------------------
      Total operating expenses      12,729       35,541           -      48,270        12,117    29,959           -        42,076
                                --------------------------------------------------   ---------------------------------------------
      Operating income (loss)      (17,133)        (599)          -     (17,732)       14,635       102           -        14,737
                                --------------------------------------------------   ---------------------------------------------
Other income (expense):
   Interest income                   2,653          521      (2,886)        288         5,408       880      (5,372)          916
   Interest expense                (10,252)      (2,438)      2,886      (9,804)      (11,733)   (4,591)      5,372       (10,952)
   Other, net                         (967)         173           -        (794)         (632)      112           -          (520)
   Costs associated
     with acquisition                    -            -           -           -        (1,300)        -           -        (1,300)
   Equity in net earnings
     of affiliate                      590            -           -         590             -         -           -             -
                                --------------------------------------------------   ---------------------------------------------
                                    (7,976)      (1,744)          -      (9,720)       (8,257)   (3,599)          -       (11,856)
                                --------------------------------------------------   ---------------------------------------------
Income (loss) before income
  tax expense (benefit)            (25,109)      (2,343)          -     (27,452)        6,378    (3,497)          -         2,881
Income tax expense (benefit)       (10,057)        (923)          -     (10,980)        2,583    (1,373)          -         1,210
                                --------------------------------------------------   ---------------------------------------------
Net income (loss) before
    extraordinary item             (15,052)      (1,420)          -     (16,472)        3,795    (2,124)          -         1,671
Extraordinary item                       -            -           -           -         1,888         -           -         1,888
                                --------------------------------------------------   ---------------------------------------------
Net income (loss)                 $(15,052)    $ (1,420)   $      -    $(16,472)     $  5,683   $(2,124)  $       -     $   3,559
                                ==================================================   =============================================


                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

===================================================================================================================================


Condensed Consolidating Statement of Cash Flows
(in thousands)

                                            Six Months Ended February 28, 2002               Six Months Ended February 28, 2001
                                   -------------------------------------------------- ---------------------------------------------
                                     Issuer   Guarantors Eliminations Consolidated    Issuer   Guarantors Eliminations Consolidated
                                   -------------------------------------------------- ---------------------------------------------
Net cash provided by (used in)
operating activities               $(23,940)   $    567     $      -   $(23,373)      $20,528   $(21,542)     $     -     $(1,014)
                                   -------------------------------------------------- ---------------------------------------------
Cash flows from investing
   activities:
      Purchase of business,
        net of cash acquired        (17,281)        381            -    (16,900)            -          -            -           -
      Purchase of investment
        securities                        -           -            -          -        (3,714)         -            -      (3,714)
      Sale of investment securities       -           -            -          -         3,497          -            -       3,497
      Additions to property, plant
        and equipment                (2,609)     (1,890)           -     (4,499)       (3,839)    (1,773)           -      (5,612)
      Proceeds from asset
        dispositions                      -           2            -          2             -     23,531            -      23,531
                                   -------------------------------------------------- ---------------------------------------------
        Net cash  provided by
          (used in) investing
            activities              (19,890)     (1,507)           -    (21,397)       (4,056)    21,758            -      17,702
                                   -------------------------------------------------- ---------------------------------------------
Cash flows from financing
  activities:
      Net borrowings on revolving
        credit facility              20,000           -            -     20,000             -          -            -           -
      Dividends                      (2,130)          -            -     (2,130)            -          -            -           -
      Deferred financing costs          (42)          -            -        (42)            -          -            -           -
      Principal reductions of
        long-term debt                    -         (63)           -        (63)       (6,500)       (63)           -      (6,563)
                                   -------------------------------------------------- ---------------------------------------------
        Net cash  provided by
          (used in) financing
             activities              17,828         (63)           -     17,765        (6,500)       (63)           -      (6,563)
                                   -------------------------------------------------- ---------------------------------------------
Net increase (decrease) in cash
  and cash equivalents              (26,002)     (1,003)           -    (27,005)        9,972        153            -      10,125
Cash and cash equivalents,
   beginning of period               29,197       6,027            -     35,224         4,107      3,323            -       7,430
                                   -------------------------------------------------- ---------------------------------------------
Cash and cash equivalents,
   end of period                   $  3,195    $  5,024     $      -    $ 8,219       $14,079   $  3,476      $     -    $ 17,555
                                   ================================================== =============================================


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
================================================================================

6.  SEGMENTS OF BUSINESS

         The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

         The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products and convenience and grocery items through company owned gasoline stations and convenience stores under the Kwik Fill(R), Red Apple Food Mart(R) and Country Fair(R) brand names.

         Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   FEBRUARY 28,                         FEBRUARY 28,
                                                    (UNAUDITED)                          (UNAUDITED)
                                       -------------------------------------------------------------------------
                                              2002                2001             2002              2001
----------------------------------------------------------------------------------------------------------------
Net Sales
     Retail                                $     125,171      $   116,048       $   239,208      $   255,908
     Wholesale                                    89,557          130,170           204,024          286,493
                                       -------------------------------------------------------------------------
                                           $     214,728      $   246,218       $   443,232      $   542,401
                                       =========================================================================
Intersegment Sales
     Wholesale                             $      35,641      $    52,315       $    79,330      $   122,516
                                       =========================================================================

Operating Income (Loss)
     Retail                                $      (2,603)     $       309       $      (687)     $      (570)
     Wholesale                                     1,100            5,408           (17,045)          15,307
                                       -------------------------------------------------------------------------
                                           $      (1,503)     $     5,717       $   (17,732)     $    14,737
                                       =========================================================================

Depreciation and Amortization
     Retail                                $         888      $       765       $     1,738      $     1,530
     Wholesale                                     2,110            1,968             4,220            3,935
                                       -------------------------------------------------------------------------
                                           $       2,998      $     2,733       $     5,958      $     5,465
                                       =========================================================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
==============================================================================


                                     FEBRUARY 28, 2002
                                       (UNAUDITED)           AUGUST 31, 2001
------------------------------------------------------------------------------
Total Assets
     Retail                     $         119,648         $      103,161
     Wholesale                            237,395                252,396
                                ----------------------------------------------
                                $         357,043         $      355,557
                                ==============================================

Capital Expenditures
     Retail                     $           1,890         $        3,704
     Wholesale                              2,609                  6,348
                                ----------------------------------------------
                                $           4,499         $       10,052
                                ==============================================



7. ACQUISITION

        The Company completed the acquisition of Country Fair, Inc. on December 21, 2001. United Refining Company acquired the operations and working capital assets of Country Fair, Inc., for approximately $16.9 million. The fixed assets of Country Fair, Inc., which consist of 69 convenience stores throughout northwestern Pennsylvania, southwestern New York and eastern Ohio, were acquired by related entities controlled by John Catsimatidis, the principle shareholder of United Refining Company. The assets are being leased to United Refining Company at an annual aggregate rental of approximately $5.2 million over a period ranging from 10 to 20 years. United Refining Company is not a guarantor of the underlying mortgages on the properties.

        The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $1.3 million has been recorded as goodwill. The pro forma effect assuming the acquisition of Country Fair at the beginning of fiscal 2002 and 2001 is not material.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

Recent Developments

         Following the events of September 11, 2001, the NYMEX 3/2/1 crack spread suffered a significant decline that continued throughout the second fiscal quarter ended February 28, 2002. The 3/2/1 crack spread has increased from about $3.50 per barrel to approximately $6 per barrel indicating the beginning of a recovery in refining margins has started. The current NYMEX crude pricing is in the $24 per barrel range and most analysts expect NYMEX crude oil prices to level out around $26 per barrel for the last half of 2002.

         The Company's results continued to be negatively influenced by the weaker discounts on heavy sour crude oils that comprise a significant part of the refinery crude supply. For the recent quarter compared to the prior year quarter, the Company realized a 40.0% decrease in the light/heavy crude price differential.

         The Company completed the acquisition of Country Fair, Inc. on December 21, 2001. United Refining Company acquired the operations and working capital assets of Country Fair, Inc., for approximately $16.9 million. The fixed assets of Country Fair, Inc., which consist of 69 convenience stores throughout northwestern Pennsylvania, southwestern New York and eastern Ohio, were acquired by related entities controlled by John Catsimatidis, the principle shareholder of United Refining Company. The assets are being leased to United Refining Company at an annual aggregate rental of approximately $5.2 million over a period ranging from 10 to 20 years. United Refining Company is not a guarantor of the underlying mortgages on the properties.


Results of Operations

   Comparison of Fiscal Quarters Ended February 28, 2002 and February 28, 2001

         Net Sales. Net sales decreased $31.5 million or 12.8% from $246.2 million for the fiscal quarter ended February 28, 2001 to $214.7 million for the fiscal quarter ended February 28, 2002. Retail sales increased $9.2 million, or 7.9% from $116.0 million to $125.2 million, while wholesale sales decreased $40.7 million or 31.2% from $130.2 million to $89.5 million. The retail sales increase was due to a retail sales volume increase of 13.1 million gallons or 19.0% (including Country Fair), offset by a significant decline in retail selling prices of 17% (on a same store basis excluding Country Fair). The wholesale sales decrease was due to a 28.5% decrease in wholesale prices offset by a 1.5% increase in wholesale volume.

         Retail sales were increased by the acquisition of 69 locations operated under the Country Fair name. Country Fair retail sales totaled $27.8 million for the quarter ended February 28, 2002. Country Fair sales volume contributed 12.9 million gallons to the total retail sales volume of 82.0 million gallons for the quarter ended February 28, 2002.

         Costs of Goods Sold. Costs of goods sold decreased $30.7 million or 14.0% from $220.0 million for the fiscal quarter ended February 28, 2001 to $189.3 million for the fiscal quarter ended February 28, 2002. Retail costs of goods sold increased $6.2 million or 6.1% from $101.1 million to $107.3 million, while wholesale costs of goods sold decreased $36.9 million or 31.0% from $118.9 million to $82.0 million. The significant decrease in consolidated costs of goods sold was consistent with the decrease of approximately 36.0% in worldwide crude oil prices, as indicated by NYMEX crude oil contract prices for

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

the quarter ended February 28, 2002 as compared to the prior year quarter. The Company's average crude oil purchase price decreased 32.2% compared to the prior year quarter consistent with the previously mentioned 36.0% decline in world crude oil prices as indicated by NYMEX.

         The increase in retail costs of goods sold is largely attributed to the acquisition of Country Fair. Country Fair's costs of goods sold for the quarter ended February 28, 2002 was $22.7 million. The decrease in wholesale costs of goods sold was primarily due to the previously discussed decrease in the Company's average crude oil purchase price. Costs of goods sold for the quarter ended February 28, 2002 was positively impacted by an approximate $6.2 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold. In the quarter ended February 28, 2001, costs of goods sold was negatively impacted by an approximately $2.9 million decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold.

         Gross Profit. Gross Profit decreased $.8 million from $26.2 million for the fiscal quarter ended February 28, 2001 to $25.4 million for the fiscal quarter ended February 28, 2002. This decrease was primarily due to lower industry wholesale margins and significantly lower discounts on heavy high-sulfur crude oil grades processed by the Company, and by lower retail petroleum margins, as industry retail prices did not keep pace with rapidly falling wholesale prices. This decrease was also partially offset by the positive impact on costs of goods sold due to an increase in the value of the Company's working inventories on a market valuation basis, versus an unfavorable impact in the prior year quarter.

         Operating Expenses. Operating expenses increased $6.5 million or 31.9% from $20.4 million for the fiscal quarter ended February 28, 2001 to $26.9 million for the fiscal quarter ended February 28, 2002. This increase was primarily due to the acquisition of 69 retail locations operated under the Country Fair name. Country Fair's operating expenses for the period ending February 28, 2002 were $5.5 million. The remaining increases to operating expenses were due to increased depreciation, increased advertising costs and increased payroll and payroll costs. Increased depreciation was primarily due to capital equipment installed as part of the Company's on-going maintenance and project upgrades.

         Operating Income. As a result of the above, operating income decreased $7.2 million from $5.7 million for the fiscal quarter ended February 28, 2001 to ($1.5) million for the fiscal quarter ended February 28, 2002.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $0.2 million from $5.1 million for the fiscal quarter ended February 28, 2001 to $4.9 million for the fiscal quarter ended February 28, 2002. The decreased net interest expense was due to a reduction of the Company's long term Senior Unsecured Notes offset by borrowings on the Company's revolving credit facility. In March 2001, the Company repurchased a total of $10.2 million face value of Senior Notes.

         Income Taxes. The Company's effective tax rate for the fiscal quarter ended February 28, 2002 was approximately 40.4% compared to a rate of 42.0% for the fiscal quarter ended February 28, 2001.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------


    Comparison of the Six Months Ended February 28, 2002 and February 28, 2001

         Net Sales. Net sales decreased $99.2 million or 18.3% from $542.4 million for the six months ended February 28, 2001 to $443.2 million for the six months ended February 28, 2002. Retail sales decreased $16.7 million, or 6.5% from $255.9 million to $239.2 million, while wholesale sales decreased $82.5 million or 28.8% from $286.5 million to $204.0 million. The retail sales decrease was primarily due to a significant decline in the retail selling prices of 20% (on a same store basis excluding Country Fair), offset by a retail sales volume increase of 10.5 million gallons or 7.7% (including Country Fair). The wholesale sales decrease was due to a 35.2% decrease in wholesale prices offset by a 2.1% increase in wholesale volume.

         Retail sales were increased by the acquisition of 69 locations operated under the Country Fair name. Country Fair retail sales totaled $27.8 million for the six months ended February 28, 2002. Country Fair sales volume contributed
12.9 million gallons to the total retail sales volume of 82.0 million gallons for the six months ended February 28, 2002.

         Costs of Goods Sold. Costs of goods sold decreased $72.9 million or 15.0% from $485.6 million for the six months ended February 28, 2001 to $412.7 million for the six months ended February 28, 2002. Retail costs of goods sold decreased $22.2 million or 9.8% from $226.8 million to $204.6 million, while wholesale costs of goods sold decreased $50.7 million or 19.6% from $258.8 million to $208.1 million. The significant decrease in consolidated costs of goods sold was consistent with the decrease of approximately 29.4% in worldwide crude oil prices, as indicated by NYMEX crude oil contract prices for the six months ended February 28, 2002 as compared to the prior year period. The Company's average crude oil purchase price decreased 26.9% compared to the prior year period consistent with the previously mentioned 29.4% decline in world crude oil prices as indicated by NYMEX.

         The increase in retail costs of goods sold is largely attributed to the acquisition of Country Fair. Country Fair's costs of goods sold for the quarter ended February 28, 2002 was $22.7 million. The decrease in wholesale costs of goods sold was primarily due to the previously discussed decrease in the Company's average crude oil purchase price. Costs of goods sold for the six months ended February 28, 2002 was negatively impacted by an approximate $3.2 million decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold. For the six months ended February 28, 2001, costs of goods sold was negatively impacted by an approximately $4.4 million decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold.

         Gross Profit. Gross Profit decreased $26.3 million from $56.8 million for the six months ended February 28, 2001 to $30.5 million for the six months ended February 28, 2002. This decrease was primarily due to lower industry wholesale margins and lower discounts on heavy high-sulfur crude oil grades processed by the Company, and by lower retail petroleum margins, as industry retail prices did not keep pace with rapidly falling wholesale prices. Also contributing to the decrease was the negative impact on costs of goods sold due to a decrease in the value of the Company's working inventories on a market valuation basis.

         Operating Expenses. Operating expenses increased $6.2 million or 14.7% from $42.1 million for the six months ended February 28, 2001 to $48.3 million for the six months ended February 28, 2002. This increase was primarily due to the acquisition of 69 retail locations operated under the Country Fair

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

name. Country Fair's operating expenses for the period ending February 28, 2002 were $5.5 million. The remaining increases to operating expenses were due to increased depreciation, increased advertising costs and increased payroll and payroll costs. Increased depreciation was primarily due to capital equipment installed as part of the Company's on-going maintenance and project upgrades.

         Operating Income. As a result of the above, operating income decreased $32.4 million from $14.7 million for the six months ended February 28, 2001 to $(17.7) million for the six months ended February 28, 2002.

         Interest Expense. Net interest expense (interest expense less interest income) decreased $.5 million from $10.0 million for the six months ended February 28, 2001 to $9.5 million for the six months ended February 28, 2002. The decreased net interest expense was due to a reduction of the Company's long term Senior Unsecured Notes offset by borrowings on the Company's revolving credit facility. In March 2001, the Company repurchased a total of $10.2 million face value of Senior Notes.

         Income Taxes. The Company's effective tax rate for the six months ended February 28, 2002 was approximately 40.0% compared to a rate of 42.0% for the six months ended February 28, 2001.


Liquidity and Capital Resources

         Working capital (current assets minus current liabilities) at February 28, 2002 was $55.0 million and at August 31, 2001 was $93.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.7:1 at February 28, 2002 and 2.6:1 at August 31, 2001.

         Net cash used in operating activities totaled $23.4 million for the six months ended February 28, 2002 and $1.0 million for the six months ended February 28, 2001.

         Net cash used in investing activities for purchases of property, plant and equipment totaled $4.5 million and $5.6 million for the six months ended February 28, 2002 and 2001 respectively. Net cash used in investing activities during the six months ended February 28, 2002 included $16.9 million for the acquisition of all outstanding shares of stock of Country Fair, Inc. Net cash provided by investing activities was $23.5 million from the sale of assets for the six months ended February 28, 2001. Also, net cash used in investing activities for the purchase of stock of potential acquisition candidate totaled $3.7 million for the six months ended February 28, 2001.

         The Company reviews its capital expenditures on an ongoing basis. The Company currently has budgeted approximately $6.0 million for capital expenditures in fiscal 2002. Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2002.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "Facility") with PNC Bank, N.A. as Agent Bank. The Facility

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------

commitment is currently $50,000,000, and expires on June 9, 2002. The Facility is secured by certain qualifying cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings, which was 4.13% as of February 28, 2002.

         Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

         Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all the companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

         Seasonal factors affecting the Company's business may cause variation in the prices and margins of some of the Company's products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months. As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.


Inflation

         The effect of inflation on the Company has not been significant during the last five fiscal years.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities
                                None

Item 3.       Defaults upon Senior Securities
                                None

Item 4.       Submission of Matters to a Vote of Security Holders
                                None

Item 5.       Other Information
                                None

Item 6.       Exhibits and Reports on Form 8K
                                (a) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  UNITED REFINING COMPANY
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  KIANTONE PIPELINE CORPORATION
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  UNITED REFINING COMPANY OF PENNSYLVANIA
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  KIANTONE PIPELINE COMPANY
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  UNITED JET CENTER, INC.
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  KWIK FILL CORPORATION
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002





                                  INDEPENDENT GASOLINE AND OIL COMPANY OF
                                  ROCHESTER, INC.
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  BELL OIL CORP.
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  PPC, INC.
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  SUPER TEST PETROLEUM, INC.
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  KWIK-FIL, INC.
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2002






                                  VULCAN ASPHALT REFINING CORPORATION
                                  ---------------------------------------------
                                  (Registrant)



                                  /s/ Myron L. Turfitt
                                  ---------------------------------------------
                                  Myron L. Turfitt
                                  President



                                  /s/ James E. Murphy
                                  ---------------------------------------------
                                  James E. Murphy
                                  Chief Financial Officer